Form 10QSB
period 2001-07-31
AWS ENTERPRISES INC
filed 2001-09-14
CIK 1145502

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                    Commission file number: File No. 0-33017

                              AWS Enterprises, Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                    84-1480887
---------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                7916 South Pierce Way, Littleton, Colorado 80128
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 570-8012
                         -------------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No ___ (Not Applicable)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000 shares of common stock, no par value per share, and 49,500 shares of preferred stock, no par value, outstanding as of July 31, 2001.

    Transitional Small Business Disclosure Format (Check one): Yes ____ No X
                                                                           --

           -----------------------------------------------------------


                         PART I - FINANCIAL INFORMATION



AWS, Inc.
(fka Walden Roads, Inc.)
Consolidated Balance Sheet
(A Company in the Development Stage)
--------------------------------------------------------------------------------
                                                       Unaudited        Audited
                                                          July          January
                                                        31, 2001       31, 2001
                                                        --------       --------
ASSETS

Current Assets:

Cash and cash equivalents                                $7,412        $15,575
Accounts Receivable - Trade                              46,874              0
Due from officer                                          1,000              0
                                                        -------        -------

Total Current Assets                                     55,286         15,575
                                                        -------        -------

Property and equipment (net of depreciation)              2,833              0

Other Assets:

Net Assets of Discontinued Operations                         0          9,143
Goodwill (net of amortization)                           33,128              0

Total Other Assets                                       33,128          9,143
                                                        -------        -------

TOTAL ASSETS                                            $91,247        $24,718
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Line of Credit                                          $10,085             $0
Note Payable - Related Parties                           72,500         22,500
Due to Related Parties                                    1,000          2,200
Accounts Payable                                         16,232             75
Other Accrued Expenses                                   29,039              0
Interest Payable                                          4,249          1,940
                                                          -----          -----

Total current liabilities                               133,105         26,715

TOTAL LIABILITIES                                       133,105         26,715
                                                        -------         ------


SHAREHOLDERS' EQUITY: *

Preferred stock, no par value per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 49,500                                  20,700         20,700

Common Stock, No Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,240,000 shares                         1,120          1,120

Accumulated deficit                                     (63,678)       (23,817)
                                                        -------        -------

TOTAL SHAREHOLDERS' EQUITY                              (41,858)        (1,997)
                                                        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $91,247        $24,718
                                                        =======        =======

         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
(fka Walden Roads, Inc.)
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)
-------------------------------------------------------------------------------


                                                          3 Months             3 Months
                                                           Ended                 Ended
                                                            July                 July
                                                          31, 2001             31, 2000
                                                          --------             --------

Revenue:                                                    $105,732                  $0

Cost of Goods Sold                                            58,939                   0
                                                           ---------           ---------

Gross Profit                                                  46,793                   0

General & Administrative Expenses

Consulting                                                     5,265                   0
Office expenses                                                6,192                 554
Payroll Taxes                                                  8,630                   0
Professional Fees                                              5,103                   0
Rent                                                           1,300                 300
Salaries & Benefits                                           55,398                   0
Stock transfer                                                    90                   0
                                                           ---------           ---------

Total G & A                                                   81,978                 854
                                                           ---------           ---------

(Loss) from operations                                       (35,185)               (854)


Other (expense) - Interest                                    (1,352)               (247)

Other (expense)  - loss from discontinued operations          (1,043)                  0
                                                           ---------           ---------

Net (Loss)                                                  ($37,580)            ($1,101)
                                                           =========           =========

Basic (Loss) per common share                                  (0.02)              (0.00)
                                                           =========           =========

Weighted Average Common Shares Outstanding                 2,240,000           2,240,000
                                                           =========           =========


         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
(fka Walden Roads, Inc.)
Unaudited Consolidated Statement Of Operations

--------------------------------------------------------------------------------

                                                                                                                Period From
                                                                         6 Months            6 Months            Inception
                                                                          Ended                Ended           July 15, 1998
                                                                           July                July               Through
                                                                         31, 2001            31, 2000          July 31, 2001
                                                                         --------            --------          -------------

Revenue:                                                                 $105,732                  $0             $105,732

Cost of Goods Sold                                                         58,939                   0               58,939
                                                                        ---------           ---------            ---------

Gross Profit                                                               46,793                   0               46,793

General & Administrative Expenses

Consulting                                                                  5,265                   0                5,265
Office expenses                                                             6,196                 575               10,960
Payroll Taxes                                                               8,630                   0                8,630
Professional Fees                                                           5,213                   0               16,168
Rent                                                                        1,600                 600                3,100
Salaries & Benefits                                                        55,398                   0               55,398
Stock transfer                                                              1,000                 150                2,785
                                                                        ---------           ---------            ---------

Total G & A                                                                83,302               1,325              102,306
                                                                        ---------           ---------            ---------

(Loss) from operations                                                    (36,509)             (1,325)             (55,513)


Other (expense) - Interest                                                 (2,309)               (247)              (2,309)

Other (expense) - loss from discontinued operations                        (1,043)                  0               (5,856)
                                                                        ---------           ---------            ---------

Net (Loss)                                                               ($39,861)            ($1,572)            ($63,678)
                                                                        =========           =========            =========

Basic (Loss) per common share                                               (0.02)              (0.00)
                                                                        =========           =========

Weighted Average Common Shares Outstanding                              2,240,000           2,240,000
                                                                        =========           =========


         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc. and Subsidiary
Consolidate Statements of Changes In Shareholders' Equity
(A Company in the Development Stage)
July 15, 1998(Inception) Through July 31, 2001


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                                              During the
                                                        Preferred Stock               Common Stock           Development
                                                     Shares         Amount       Shares          Amount          Stage        Total
                                                    --------       --------     ----------      -------      -------------   -------
Balances, July 15, 1998 (inception)                      0             $0               0           $0             $0            $0

Issuance of common stock
 at $.0005 per share for cash December 28, 1998          0              0         200,000          100                          100

Issuance of common stock
 at $.0005 per share for cash December 28, 1998          0              0       2,040,000        1,020                        1,020

Issuance of preferred stock
 at $.10 per share for cash December 28, 1998       32,000          3,200               0            0                        3,200

Net (Loss)                                                                                                       (220)         (220)
                                                                                                              -------       -------
Balances, January 31, 1999                          32,000          3,200       2,240,000        1,120           (220)        4,100

Net (Loss)                                                                                                     (6,186)       (6,186)
                                                                                                              -------       -------
Balances, January 31, 2000                          32,000          3,200       2,240,000        1,120         (6,406)       (2,086)

Issuance of preferred stock
 at $1.00 per share for cash March 21, 2000         17,500         17,500               0            0                       17,500

Net (Loss)                                                                                                    (17,411)      (17,411)

Balances, January 31, 2001                          49,500         20,700       2,240,000        1,120        (23,817)       (1,997)

Net (Loss)                                                                                                    (39,861)      (39,861)

Balances, July 31, 2001                             49,500        $20,700       2,240,000       $1,120       ($63,678)     ($41,858)
                                                    ======        =======       =========       ======       ========      ========

         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)

-------------------------------------------------------------------------------


                                                                                                                       Period From
                                                                              6 Months             6 Months             Inception
                                                                               Ended                Ended             March 3, 1998
                                                                                July                 July                Through
                                                                              31, 2001             31, 2000           July 31, 2001
                                                                              --------             --------           -------------
Cash Flows From Operating Activities:

Net (Loss)                                                                    ($39,861)             ($1,572)             ($63,678)

Adjustments to reconcile net loss to net cash used in operating activities:


(Increase) in Accounts Receivable                                              (46,534)                                   (46,534)
(Increase) in due from officer                                                  (1,000)                                    (1,000)
Increase in accounts payable                                                    16,157                    0                15,688
Increase in Interest Payable                                                     2,309                    0                 4,249
Increase in other accrued liabilities                                           29,039                    0                29,039
Net cash (used) in discontinued operations                                           0                    0                (6,899)
                                                                               -------               ------               -------

Net Cash Flows (used) in operations                                            (39,890)              (1,572)              (69,135)
                                                                               -------               ------               -------

Cash Flows From Investing Activities:

Purchase of subsidiary, net of cash acquired                                   (28,858)                  0                (28,858)
                                                                               -------               ------               -------

Net Cash Flows (used) in Investing activities                                  (28,858)                  0                (28,858)
                                                                               -------               ------               -------

Cash Flows From Financing Activities:

Proceeds from note payable                                                      60,585               40,000                82,585
Advances from related party                                                          0                    0                 1,000
Issuance of preferred stock                                                          0                    0                20,700
Issuance of common stock                                                             0                    0                 1,120
                                                                               -------              -------               -------

Net Cash Flows provided by financing activities                                 60,585               40,000               105,405
                                                                               -------              -------               -------


Net Increase (Decrease) In Cash and cash equivalents                            (8,163)              38,428                 7,412
Cash and cash equivalents at beginning of period                                15,575                  430                     0
                                                                               -------              -------               -------

Cash and cash equivalents at end of period                                      $7,412              $38,858                $7,412
                                                                               =======              =======               =======


Supplementary Disclosure Of Cash Flow Information:



         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc. and Subsidiary
(fka Walden Roads, Inc.)
Notes To Unaudited Financial Statements
For The Six Month Period Ended July 31, 2001


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended July 31, 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended July 31, 2001 are not necessarily indicative of the results expected for the fiscal year ended January 31, 2002.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10-SB for the year ended May 31, 2001 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

AWS Enterprises, Inc., (the "Company") is a Colorado corporation, formed on July 15, 1998, under the name Walden Roads, Inc. The Company was formed to engage in literary and media publications. In October of 2000, the shareholders of the Company elected to acquire 5,000 shares of the common common stock of acousticmusicsales.com, inc., representing 100% of the issued and outstanding shares, at a price of $5,000 or $1.00 per share. Acousticmusicsales.com, inc. was formed to market and sell music items on the internet. In May of 2001, the Company'shareholders voted to return the 5,000 shares of acousticmusicsales.com, inc. for $10.00 in consideration. Subsequently, the Company acquired 50,000 shares of the common stock, representing 100% of the issued and outstanding shares of Automotive Warranty Network, Inc. (the "Subsidiary" or "AWN"). for the sum of $50,000. The subsidiary is a newly formed company having been incorporated in April 2001 as a Colorado corporation. AWN manages warranty claims on a contract, commission basis for automobile dealerships. The Company maintains corporate offices at 7916 S. Pierce Way, Littleton, CO 80128. The subsidiary maintains offices at 6845 South Elati Street, Littleton, Colorado 80120. The Company's telephone number 303-570-8012 and the fax number is 303-691-5154. The telephone number for the Subsidiary is 303-703-9143; the fax number is 720-283-6486.

AWN contracts with retail automobile dealerships to account, audit and report warranty work to the respective automobile manufacturer for warranty work provided by the dealership to its customers. AWN submits the claim, accompanied by authenticating documents to the manufacturer. Payment for the warranty work goes directly to the automobile dealership.

AWN provides automobile warranty accounting and administration on a contract basis for automobile dealerships. Historically, this accounting and administration procedure was done previously by in- house accounting personnel. However, in recent years, dealerships have found it more productive to out-source this service to contract administrators. This is because the position of warranty administrator at dealerships has customarily been viewed as a low paying, clerical position and employee turnover was high. Formerly, the manufacturer provided training for dealership personnel in warranty administration. Rather than bear the expense of training many dealers have elected to contract with an administration company as a more expedient method of warranty reporting and administration leading to reimbursement. Dealerships have also found that out-sourcing warranty administration has alleviated the personnel problems of absenteeism due to illness, vacation and personnel replacement.

Because most of the accounting, reporting and warranty submissions are conducted electronically, AWN conducts its business without establishing physical offices in the various cities and areas in which it intends to gain clients. The methods of contact with the our clients start with the work as performed in the service shop of the dealership. The service orders describing the warranty work, with accompanying data are then transmitted electronically to AWN's office for tabulating, grouping, and billing to the manufacturer's warranty division. The payment for the warranty reimbursement is sent directly to the dealership with complementary notice to AWN.

AWN maintains a continuing record of warranty work and the dealership client may access such records on either a monthly, weekly, or daily basis.

At the present time, AWS and its subsidiary employ 14 employees comprising (i) two officers and directors of the parent company, (ii) 9 full time warranty administrators, servicing 40 client dealerships, and (iii) 3 operations office personnel of the Subsidiary. One administrator can service approximately $250,000 worth of warranty claims per month. If and as AWN's business grows, it will employ additional administrators on this ratio. For every eight administrators, AWN intends to hire one supervisor. At the present, three administrators are paid by salary and six receive compensation by way of commission based upon warranty dollar volume. These six administrators are telecommuter employees working off site. Office personnel are paid by salary.

AWN charges its clients on a percentage of warranty billings. The average and current volume of warranty dollar collections is $60,000 per month per client. The average commission currently is 3.25% of gross warranty billings with a reducing sliding percentage scale relating to volume. The staff employees are paid by salaries.

The Company is a start-up enterprise and as such there is substantial doubt about the Company's ability to continue as a going concern. A myriad of factors, including sales volume, control of expenses and operational costs, and the economic condition of the auto industry will affect the Company's ongoing viability.

For the next twelve months of operation, AWN plans to continue its operation as an administrator of warranties for retail automobile dealerships. AWN's plan includes continuing to serve existing clients and attempting to increase client base by the selling efforts of our sales staff. These selling efforts will be done by telephone sales to prospective dealerships and follow-up personal contact with interested dealers.

MARKETING STRATEGY.

AWN aims its marketing substantially at three segments of the automotive industry: rural dealerships, urban/metro dealerships, and dealership groups. Currently, it acquires its clients by advertising and promotion on the internet, by personal contacts with members of management and references from existing clientele. AWN anticipates it will attend various automotive dealership shows during the year 2002 but which shows to attend have not yet been identified.

COMPETITION

There are many competitors in the same or similar business as AWN's. AWN is depending substantially on the contacts and experience of its management employees for the continued growth. AWN believes that it can succeed and grow by offering a superior service to our clients. AWN has determined that its main competitors are J&L Warranty Service, Midland, MI; Warranty Processing, Inc., Illinois; NADS Warranty Service, Putnam, CT; and Randy Sheppard and Associates, Buffalo, NY. Management believes that its fees and charges are equal to or less than its competitors.

AWN has received revenues from operations as a warranty administrator only since June 2001. Please see the accompanying financial statements for specific information relating to revenues received from operations.


Results of Operations

During the six months ended July 31, 2001, the company had revenues of $105,723 as compared with July 31, 2000 of $0. During this same period the company experienced a cost of goods sold at $58,939. After deducting the expenses of $83,302 the company had a loss of $36,509 from operations as compared to a loss of $1,325 for July 31, 2000.

During the six months ended July 31, 2001, the company experienced an additional loss of $1,043 from the discontinued operations of a previous owned subsidiary.

Financial Condition and Liquidity

The company had $15, 575 cash and cash equivalents at the beginning of the period as compared with $7,412 at the end of the period. At July 31, 2000 the company had a net cash flow from financing activities in the amount of $60,585 in the form of a note payable. The company's total current assets are $91,247 and its total current liabilities are $133,105. The company's accumulated deficit at the end of the period is $63,679.

Inflation

We believe that inflation has not had a material impact on our business.

Seasonality

We do not believe that our business is seasonal.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no legal ___ proceedings to which AWS Enterprises, Inc. ("AWS") is a party or to which any of its property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against AWS.

Item 2.  Changes in Securities.

(a) No instruments defining the rights of shareholders of AWS's common stock have been modified.

(b) No rights evidenced by AWS's common stock have been limited or qualified by the issuance or modification of any other class of securities.

(c) AWS sold no equity securities during the quarter year ended July 31, 2001, covered by this report.

(d) AWS has not filed a registration statement under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

AWS has had no defaults on senior securities as of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of AWS's shareholders, by means of the solicitation of proxies or otherwise, during the quarter year ended July 31, 2001, covered by this report.

Item 5.  Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits.

Item Number and Description

3.1*  Articles of Incorporation of AWS Enterprises, Inc.

3.2*  Bylaws of AWS Enterprises, Inc.

*Incorporated by reference to the Registration Statement on Form 10-SB (File No. 0-33017) filed July 25, 2001.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter year ended July 31, 2001, for which this report is filed.


SIGNATURES

The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended July 31, 2001, have been included.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWS ENTERPRISES, INC.

Date: September 14, 2001

By: /ss/ Alexander V. Lagerborg

Alexander V. Lagerborg, President