Form 10QSB
period 2001-10-31
AWS ENTERPRISES INC
filed 2001-12-14
CIK 1145502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000 shares of common stock, no par value per share, and 49,500 shares of preferred stock, no par value, outstanding as of October 31, 2001.

    Transitional Small Business Disclosure Format (Check one): Yes ____ No X
                                                                           --

           -----------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

AWS, Inc.
(fka Walden Roads, Inc.)
Consolidated Balance Sheet
(A Company in the Development Stage)

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited             Audited
                                                                                           October              January
                                                                                           31, 2001            31, 2001
ASSETS

Current Assets:

Cash and cash equivalents                                                                    $8,216             $15,575
Accounts Receivable - Trade                                                                  66,694                   0
Due from officer                                                                              4,000                   0
                                                                                              -----                   -
Total Current Assets                                                                         78,910              15,575

Property and equipment (net of depreciation)                                                  5,949                   0

Other Assets:

Net Assets of Discontinued Operations                                                             0               9,143
Goodwill (net of amortization)                                                               33,128                   0

Total Other Assets                                                                           33,128               9,143
                                                                                             ------               -----
TOTAL ASSETS                                                                               $117,987             $24,718

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                                                              $41,827                  $0
Line of Credit                                                                               10,085                   0
Note Payable - Related Parties                                                               72,500              22,500
Due to Related Parties                                                                        1,000               2,200
Accounts Payable                                                                             19,834                  75
Other Accrued Expenses                                                                       17,590                   0
Interest Payable                                                                              6,062               1,940
                                                                                              -----               -----
Total current liabilities                                                                   168,898              26,715

TOTAL LIABILITIES                                                                           168,898              26,715
                                                                                            -------              ------

SHAREHOLDERS' EQUITY: *

Preferred stock, no par value per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 49,500                                                                      20,700              20,700

Common Stock, No Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,240,000 shares                                                             1,120               1,120

Accumulated deficit                                                                         (72,731)            (23,817)
                                                                                             ------              ------
TOTAL SHAREHOLDERS' EQUITY                                                                  (50,911)             (1,997)
                                                                                             ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $117,987             $24,718

         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
(fka Walden Roads, Inc.)
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)

----------------------------------------------------------------------------------------------------------


                                                                      3 Months               3 Months
                                                                       Ended                   Ended
                                                                      October                 October
                                                                      31, 2001               31, 2000

Revenue:                                                                $192,840                  $0

Cost of Goods Sold                                                       115,647                   0
                                                                         -------                   -
Gross Profit                                                              77,193                   0

General & Administrative Expenses

Consulting                                                                 3,250                   0
Depreciaiton                                                                 313                   0
Office expenses                                                           10,066                 286
Payroll Taxes                                                             12,202                   0
Professional Fees                                                          1,020               2,300
Rent                                                                       1,800                 300
Salaries & Benefits                                                       54,704                   0
Stock transfer                                                               225                   0
                                                                             ---                   -
Total G & A                                                               83,580               2,886
                                                                          ------               -----
(Loss) from operations                                                    (6,387)             (2,886)


Other (expense) - Interest                                                (2,666)             (1,130)

Other (expense)  - loss from discontinued operations                           0                   0
                                                                               -                   -
Net (Loss)                                                               ($9,053)            ($4,016)
                                                                          ------              ------
Basic (Loss) per common share                                              (0.00)              (0.00)
                                                                            ----                ----
Weighted Average Common Shares Outstanding                             2,240,000           2,240,000
                                                                       ---------           ---------



         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
(fka Walden Roads, Inc.)
Unaudited Consolidated Statement Of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Period From
                                                                          9 Months             9 Months              Inception
                                                                            Ended               Ended              July 15, 1998
                                                                           October             October                Through
                                                                          31, 2001             31, 2000           October 31, 2001

Revenue:                                                                $298,572                   $0                 $298,572

Cost of Goods Sold                                                       174,586                    0                  174,586
                                                                         -------                    -                  -------
Gross Profit                                                             123,986                    0                  123,986

General & Administrative Expenses

Consulting                                                                 8,515                    0                    8,515
Depreciation                                                                 313                    0                      313
Office expenses                                                           16,262                   80                   21,026
Payroll Taxes                                                             20,832                    0                   20,832
Professional Fees                                                          6,233                2,300                   17,188
Rent                                                                       3,400                  900                    4,900
Salaries & Benefits                                                      110,102                    0                  110,102
Stock transfer                                                             1,225                  460                    3,010
                                                                           -----                  ---                    -----
Total G & A                                                              166,882                3,740                  185,886
                                                                         -------                -----                  -------
(Loss) from operations                                                   (42,896)              (3,740)                 (61,900)


Other (expense) - Interest                                                (4,975)              (1,377)                  (4,975)

Other (expense) - loss from discontinued operations                       (1,043)                   0                   (5,856)
                                                                           -----                    -                    -----
Net (Loss)                                                              ($48,914)             ($5,117)                ($72,731)
                                                                         -------               ------                  -------
Basic (Loss) per common share                                              (0.02)               (0.00)
                                                                            ----                 ----
Weighted Average Common Shares Outstanding                             2,240,000            2,240,000







         See Accompanying Notes To These Unaudited Financial Statements.

                            AWS, Inc. and Subsidiary
            Consolidate Statements of Changes In Shareholders' Equity
                      (A Company in the Development Stage)
                July 15, 1998(Inception) Through October 31, 2001


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                                           During the
                                                              Preferred Stock            Common Stock     Development
                                                            Shares     Amount          Shares   Amount      Stage          Total
                                                            ------     ------          ------   ------    --------         -----

Balances, July 15, 1998 (inception)                             0         $0               0       $0        $0             $0

Issuance of common stock
 at $.0005 per share for cash December 28, 1998                 0          0         200,000      100                      100

Issuance of common stock
 at $.0005 per share for cash December 28, 1998                 0          0       2,040,000    1,020                    1,020

Issuance of preferred stock
 at $.10 per share for cash December 28, 1998              32,000      3,200               0        0                    3,200

Net (Loss)                                                                                                 (220)          (220)
                                                                                                            ---            ---
Balances, January 31, 1999                                 32,000      3,200       2,240,000    1,120      (220)         4,100

Net (Loss)                                                                                               (6,186)        (6,186)
                                                                                                          -----          -----
Balances, January 31, 2000                                 32,000      3,200       2,240,000    1,120    (6,406)        (2,086)

Issuance of preferred stock
 at $1.00 per share for cash March 21, 2000                17,500     17,500               0        0                   17,500

Net (Loss)                                                                                              (17,411)       (17,411)

Balances, January 31, 2001                                 49,500     20,700       2,240,000    1,120   (23,817)        (1,997)

Net (Loss)                                                                                              (48,914)       (48,914)

Balances, October 31, 2001                                 49,500    $20,700       2,240,000   $1,120  ($72,731)      ($50,911)

         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc.
Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)


                                                                                                                 Period From
                                                                             9 Months             9 Months        Inception
                                                                              Ended                Ended        March 3, 1998
                                                                             October                July           Through
                                                                             31, 2001             31, 2000     October 31, 2001
                                                                             --------             --------     ----------------
Cash Flows From Operating Activities:

Net (Loss)                                                                 ($48,914)             ($5,117)          ($72,731)

Adjustments to reconcile net loss to net cash used in operating activities:

Expenses not affecting cash flow:
Depreciation                                                                    313                    0                313

(Increase) in Accounts Receivable                                           (66,354)                                (66,354)
(Increase) in due from officer                                               (4,000)                                 (4,000)
Increase in accounts payable                                                 19,759                1,075             19,290
Increase in Interest Payable                                                  4,122                1,377              6,062
Increase in other accrued liabilities                                        17,590                    0             17,590
Net cash (used) in discontinued operations                                        0                    0             (6,899)

Net Cash Flows (used) in operations                                         (77,484)              (2,665)          (106,729)
                                                                             ------                -----            -------
Cash Flows From Investing Activities:

Purchase of assets                                                           (3,429)                   0             (3,429)
Purchase of subsidiary, net of cash acquired                                (28,858)              (5,000)           (28,858)
                                                                             ------                -----             ------
Net Cash Flows (used) in Investing activities                               (32,287)              (5,000)           (32,287)
                                                                             ------                -----             ------
Cash Flows From Financing Activities:

Proceeds from note payable                                                   50,500               22,500             72,500
Advances from line of credit                                                 10,085                                  10,085
Advances from related party                                                       0                    0              1,000
Issuance of preferred stock                                                       0               17,500             20,700
Issuance of common stock                                                          0                    0              1,120

Net Cash Flows provided by financing activities                              60,585               40,000            105,405
                                                                             ------               ------            -------

Net Increase (Decrease) In Cash and cash equivalents                        (49,186)              32,335            (33,611)
Cash and cash equivalents at beginning of period                             15,575                  430                  0
                                                                             ------                  ---                  -
Cash and cash equivalents at end of period                                 ($33,611)             $32,765           ($33,611)


Supplementary Disclosure Of Cash Flow Information:



         See Accompanying Notes To These Unaudited Financial Statements.

AWS, Inc. and Subsidiary
(fka Walden Roads, Inc.)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended October 31, 2001


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended October 31, 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended October 31, 2001 are not necessarily indicative of the results expected for the fiscal year ended January 31, 2002.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10-SB for the year ended May 31, 2001 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

AWS Enterprises, Inc., (the "Company"), a Colorado corporation, is continuing to operate in accordance to it business plan with revenues of $192,840, a gross profit of $77,193, and a net loss of $9,050 during the third quarter-year ended October 31, 2001. The Company's subsidiary, Auto Warranty Network, Inc. ("AWN" or the "Subsidiary") was formed in April 2001 as a Colorado corporation. AWN manages warranty claims on a contract, commission basis for automobile dealerships. The Company maintains corporate offices at 7916 S. Pierce Way, Littleton, CO 80128. The Subsidiary maintains offices at 6845 South Elati Street, Littleton, Colorado 80120. The Company's telephone number 303-570-8012 and the fax number is 303-691-5154. The telephone number for the Subsidiary is 303-703-9143; the fax number is 720-283-6486. AWN contracts with retail automobile dealerships to account, audit and report warranty work to the respective automobile manufacturer for warranty work provided by the dealership to its customers. AWN submits the claim, accompanied by authenticating documents to the manufacturer. Payment for the warranty work goes directly to the automobile dealership.

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

Because most of the accounting, reporting and warranty submissions are conducted electronically, AWN conducts its business without establishing physical offices in the various cities and areas in which it intends to gain clients. The methods of coDntact with the our clients start with the work as performed in the service shop of the dealership. The service orders describing the warranty work, with accompanying data are then transmitted electronically to AWN's office for tabulating, grouping, and billing to the manufacturer's warranty division. The payment for the warranty reimbursement is sent directly to the dealership with complementary notice to AWN.

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


Results of Operations

During the nine months ended October 31, 2001, the company had revenues of $298,572 as compared with October 31, 2000 of $0. During this same period the company experienced a cost of goods sold at $174,586. After deducting expenses of operation the company had a loss of $48,914 from operations as compared to a loss of $5,117 for October 31, 2000.

During the nine months ended October 31, 2001, the company experienced an additional loss of $1,043 from the discontinued operations of a previous owned subsidiary.

Financial Condition and Liquidity

The Company had $7,412 cash and cash equivalents at the beginning of the period as compared with $8,216 at the end of the period. At October 31, 2000 the company had total assets of $117,987 and total liabilities of $168898 The company's accumulateddeficit at the end of the period is $72,731.

Inflation

We believe that inflation has not had a material impact on our business.

Seasonality

We do not believe that our business is seasonal.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no legal proceedings to which AWS Enterprises, Inc. ("AWS") is a party or to which any of its property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against AWS.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of AWS's shareholders, by means of the solicitation of proxies or otherwise, during the quarter-year ended October 31, 2001, covered by this report.

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

AWS ENTERPRISES, INC.

Date: December 14, 2001

By: /ss/ Alexander V. Lagerborg
    ---------------------------
    Alexander V. Lagerborg, President